Form 10-K
period 2005-12-31
Chase Mortgage Finance Trust Series 2005-A2
filed 2006-03-27
CIK 1347883

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
        -----------------------------------------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2005

                        or

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission file number: 333-110968-10
                 -----------------------------------------------

              CHASE MORTGAGE FINANCE CORPORATION (Issuer in respect
                of Chase Mortgage Finance Trust, Series 2005-A2)
                              (the "Certificates")
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                        52-1495132
------------------------------------------      --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation)                                  Identification No.


194 Wood Avenue South, Iselin, New Jersey       08830
------------------------------------------      --------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: (732) 205-0600

Securities registered pursuant to Section 12(b) of the Act:     None.
Securities registered pursuant to Section 12(g) of the Act:      None.

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable.

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer
|X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

      The registrant has not issued voting or non-voting common equity. The registrant is a trust that has issued certificates of beneficial interest in the trust assets.

                                INTRODUCTORY NOTE

      This Annual Report on Form 10-K is filed pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, in the manner described in "no-action" letters submitted to the Office of Chief Counsel on behalf of the originators of comparable trusts, and, in particular, the letter dated May 24, 1988 issued by the Office of the Chief Counsel to Chemical Mortgage Securities, Inc. (currently known as Chase Funding, Inc.) an affiliate of the registrant (the "Exemption Order"). Accordingly, responses to certain items have been omitted from or modified in this Annual Report.

      Each Series (a "Series") of the Registrant's Multi-Class Mortgage Pass-Through Certificates (the "Certificates") represent beneficial ownership interests in a trust fund (for each Series a "Trust Fund") consisting, among other things, of a segregated pool of one- to four-family first-lien mortgage loans (the "Mortgage Loans").

                                     PART I


Item  1.    Business

         Not Applicable.

Item 1A.    Risk Factors

         Not Applicable.

Item 1B.    Unresolved Staff Comments

         None.

Item 2.     Properties

         Information regarding the mortgaged properties is included in the Annual Statement of Compliance filed under Item 8 and Item 15 hereof.

Item 3.     Legal Proceedings

         The registrant knows of no material pending legal proceedings with respect to the Trust Fund for any Series, involving the registrant, Wachovia, N.A. (the "Trustee") or JPMorgan Chase Bank, National Association (the "Servicer"), other than ordinary routine litigation incidental to duties of the registrant, Trustee or the Servicer under the Pooling and Servicing Agreement among Chase Mortgage Finance Corporation, JPMorgan Chase Bank, National Association and Wachovia, N.A., dated as of December 1, 2005, for Multi-Class Mortgage Pass-Through Certificates, Series 2005-A2.

Item 4.     Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of Security Holders for any Series during the fiscal year covered by this report.

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholders Matters and Issuer Purchases of Equity Securities

     (a)    (1)    To the knowledge of the registrant, there is no established public market for the Certificates of any Series.

            (2) To the knowledge of the registrant, there are no reported high and low bid quotations for any of the Certificates.

     (b) The records of the registrant indicate that as of December 31, 2005, Series 2005-A2 had 25 holders of record.

Item 6.     Selected Financial Data

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Not Applicable.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable.

Item 8.     Financial Statements and Supplementary Data

         In accordance with the Exemption Orders, the Annual Statement of Compliance and the Annual Independent Accountant's Reports for the Certificates for each Series are included herein as Exhibit 99.1 and Exhibit 99.2, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A.    Controls and Procedures

         Not Applicable.

Item 9B.    Other Information

         None.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

         Not Applicable.

Item 11.    Executive Compensation

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The records of the Depository Trust Company ("DTC") indicate that as of December 31, 2005, there were the following holders of record with more than 5% of each class of Certificates:

Chase Mortgage Finance    Name & Address                     Original Certificate    % of
Trust, Series 2005-A2     of Participant                     Principal Balance       Class
--------------------------------------------------------------------------------------------
IA1                       00000902 JPMorgan Chase Bank,      $  210,000,000          100.00%
                          National Association
                          Proxy Services
                          14201 Dallas Parkway STE 121
                          Dallas, TX 75254
--------------------------------------------------------------------------------------------
IA2                       00000187 J.P. Morgan Securities    $  6,650,000            100.00%
                          Inc. - Fixed Income
                          34 Exchange Place, 4th Floor
                          Jersey City,  NJ 07302
--------------------------------------------------------------------------------------------
IA3                       00000902 JPMorgan Chase Bank,      $  95,000,000            96.58%
                          National Association
                          Proxy Services
                          14201 Dallas Parkway STE 121
                          Dallas, TX 75254
--------------------------------------------------------------------------------------------
IA4                       00000908 Citibank, N.A.            $  42,330,700           100.00%
                          3800 Citibank Center B3-15
                          Tampa, FL 33610
--------------------------------------------------------------------------------------------
IA5                       00000997 State Street Bank and     $  120,000,000           85.99%
                          Trust Company
                          1776 Heritage Drive
                          North Quincy,  MA 02171
--------------------------------------------------------------------------------------------
                          00000187 J.P. Morgan Securities    $  19,556,300            14.01%
                          Inc. - Fixed Income
                          34 Exchange Place, 4th Floor
                          Jersey City,  NJ 07302
--------------------------------------------------------------------------------------------
IA6                       00000187 J.P. Morgan Securities    $  19,310,500           100.00%
                          Inc. - Fixed Income
                          34 Exchange Place, 4th Floor
                          Jersey City,  NJ 07302
--------------------------------------------------------------------------------------------
IIA1                      00000901 The Bank of New York      $  167,245,500          100.00%
                          One Wall Street, 6th Floor
                          New York,  NY 10286
--------------------------------------------------------------------------------------------
IIA2                      00007253 FORTIS LLC                $  53,727,700           100.00%
                          520 Madison Avenue
                          New York, NY 10022
--------------------------------------------------------------------------------------------
IIA3                      00000187 J.P. Morgan Securities    $  1,377,700            100.00%
                          Inc. - Fixed Income
                          34 Exchange Place, 4th Floor
                          Jersey City,  NJ 07302
--------------------------------------------------------------------------------------------
IIA4                      00000187 J.P. Morgan Securities    $  8,663,100            100.00%
                          Inc. - Fixed Income
                          34 Exchange Place, 4th Floor
                          Jersey City,  NJ 07302
--------------------------------------------------------------------------------------------
IIIA1                     00000187 J.P. Morgan Securities    $  100,000,000          100.00%
                          Inc. - Fixed Income
                          34 Exchange Place, 4th Floor
                          Jersey City,  NJ 07302
--------------------------------------------------------------------------------------------
IIIA2                     00000902 JPMorgan Chase Bank,      $  75,000,000            92.09%
                          National Association
                          Proxy Services
                          14201 Dallas Parkway STE 121
                          Dallas, TX 75254
--------------------------------------------------------------------------------------------
                          00000187 J.P. Morgan Securities    $  6,444,300              7.91%
                          Inc. - Fixed Income
                          34 Exchange Place, 4th Floor
                          Jersey City,  NJ 07302
--------------------------------------------------------------------------------------------
IIIA3                     00000187 J.P. Morgan Securities    $  2,088,400            100.00%
                          Inc. - Fixed Income
                          34 Exchange Place, 4th Floor
                          Jersey City,  NJ 07302
--------------------------------------------------------------------------------------------
IIIA4                     00000187 J.P. Morgan Securities    $  72,310,600           100.00%
                          Inc. - Fixed Income
                          34 Exchange Place, 4th Floor
                          Jersey City,  NJ 07302
--------------------------------------------------------------------------------------------
IIIA5                     00000187 J.P. Morgan Securities    $  22,115,300           100.00%
                          Inc. - Fixed Income
                          34 Exchange Place, 4th Floor
                          Jersey City,  NJ 07302
--------------------------------------------------------------------------------------------
IIIA6                     00000187 J.P. Morgan Securities    $  10,829,600           100.00%
                          Inc. - Fixed Income
                          34 Exchange Place, 4th Floor
                          Jersey City,  NJ 07302
--------------------------------------------------------------------------------------------
M                         00000187 J.P. Morgan Securities    $  21,501,400           100.00%
                          Inc. - Fixed Income
                          34 Exchange Place, 4th Floor
                          Jersey City,  NJ 07302
--------------------------------------------------------------------------------------------
B1                        00000187 J.P. Morgan Securities    $  6,987,900            100.00%
                          Inc. - Fixed Income
                          34 Exchange Place, 4th Floor
                          Jersey City,  NJ 07302
--------------------------------------------------------------------------------------------
B2                        00000187 J.P. Morgan Securities    $  3,225,100            100.00%
                          Inc. - Fixed Income
                          34 Exchange Place, 4th Floor
                          Jersey City,  NJ 07302
--------------------------------------------------------------------------------------------
IAX                       00000187 J.P. Morgan Securities    $  514,945,200          100.00%
                          Inc. - Fixed Income
                          34 Exchange Place, 4th Floor
                          Jersey City,  NJ 07302
--------------------------------------------------------------------------------------------
IIAX                      00000187 J.P. Morgan Securities    $  231,014,000          100.00%
                          Inc. - Fixed Income
                          34 Exchange Place, 4th Floor
                          Jersey City,  NJ 07302
--------------------------------------------------------------------------------------------
IIIAX                     00000187 J.P. Morgan Securities    $  288,788,200          100.00%
                          Inc. - Fixed Income
                          34 Exchange Place, 4th Floor
                          Jersey City,  NJ 07302
--------------------------------------------------------------------------------------------



Item 13.    Certain Relationships and Related Transactions

         Not Applicable.

Item 14.    Principal Accounting Fees and Services

         Not Applicable.

                                     PART IV


Item 15.    Exhibits and Financial Statement Schedules


            (a) The following documents are filed as part of this Annual Report on Form 10-K.

                  (3)   Exhibit Number          Description
                        --------------          -----------

                        31.1                    Certification pursuant to
                                                Section 302 of the
                                                Sarbanes-Oxley Act of 2002.

                        99.1 Report prepared by the Servicer's certified independent accountants concerning the
                                                Servicer's activities for the
                                                year-end December 31, 2005.

                        99.2                    Servicer's Annual Statement of
                                                Compliance.

            (b)   See item 15(a)(3) above.

            (c)   Not Applicable.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         CHASE MORTGAGE FINANCE CORPORATION,
         depositor

         By:  /s/ Jerome A. Cipponeri
         ---------------------------------
         Name:  Jerome A. Cipponeri
         Title: President

Date:    March 27, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.


No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.

                                INDEX TO EXHIBITS

                        Exhibit Number          Description
                        --------------          -----------

                        31.1                    Certification pursuant to
                                                Section 302 of the
                                                Sarbanes-Oxley Act of 2002.

                        99.1 Report prepared by the Servicer's certified independent accountants concerning the
                                                Servicer's activities for the
                                                year-end December 31, 2005.

                        99.2                    Servicer's Annual Statement of
                                                Compliance.